Form 10-K
period 2014-12-31
Toyota Auto Receivables 2014-C Owner Trust
filed 2015-03-25
CIK 1621121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number of issuing entity: 333-188672-05

Commission file number of depositor: 333-188672-01

TOYOTA AUTO RECEIVABLES 2014-C OWNER TRUST
(Exact name of issuing entity as specified in its charter)

TOYOTA AUTO FINANCE RECEIVABLES LLC
(Exact name of depositor and registrant as specified in its charter)

TOYOTA MOTOR CREDIT CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization of issuing entity)	38-7113063 (I.R.S. Employer Identification No. of issuing entity)

19851 S. Western Avenue Torrance, California (Address of principal executive offices of issuing entity)	90501 (Zip Code)

Registrant's telephone number, including area code:  (310) 468-7333

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐      No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.

Item 1B. Unresolved Staff Comments.
None.

Item 4. Mine Safety Disclosure.
Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets.
No single obligor represents 10% or more of the asset pool held by Toyota Auto Receivables 2014-C Owner Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, except for Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Trust.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external derivative instruments to either payment on the pool assets held by the Trust or payments on the Notes or the Certificate.

Item 1117 of Regulation AB. Legal Proceedings.
No material updates to report.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.

Item 9B. Other Information.
Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
Each of Toyota Motor Credit Corporation (“TMCC”) and Deutsche Bank Trust Company Americas (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2014 (the “2014 Reporting Period”) with respect to the pool assets held by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2014, and for the 2014 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

The Report on Assessment for TMCC has identified one material instance of noncompliance related to servicing criterion 1122(d)(4)(vii) – certain loss mitigation or recovery actions were not conducted in accordance with the timeframes or other requirements established by the transaction agreements.  The instances in which loss mitigation or recovery actions undertaken by TMCC were conducted in a manner inconsistent with its policies and procedures and consequently, the transaction agreements, generally fall into one of two categories: (i) “processing” – clerical and operational issues in delivery and content of notices furnished after vehicle repossession or (ii) “policy-based” – policies and procedures that do not reflect TMCC’s actual business practices.

Many of the instances of non-compliance reported with respect to servicing criterion Item 1122(d)(4)(vii) in the Form 10-Ks relating to the year ended December 31, 2013 have been remediated or have shown significant improvement for the 2014 Reporting Period.  Further, TMCC increased training of its associates, implemented greater management oversight, monitoring, quality assurance controls and internal testing for the known instances of non-compliance.

During 2014, TMCC conducted an assessment related to the TMCC’s compliance with servicing criterion 1122(d)(4)(vii).  As part of the assessment, TMCC identified key activities that could fall within the scope of servicing criterion 1122(d)(4)(vii) in order to facilitate its analysis of compliance for the 2014 Reporting Period and remediation for future compliance.  The assessment was a part of TMCC’s remediation efforts to identify, correct, and prevent material instances of non-compliance with respect to servicing criterion 1122(d)(4)(vii), particularly with respect to those key activities that may not have been fully assessed in previous reporting periods.  TMCC’s compliance review included testing samples of receivable files, including those sold to securitization trusts as well as those owned by TMCC.

The instances of non-compliance related to processing errors included (a) post-repossession notices and surplus/deficiency notices relating to vehicles sold at auction not being sent within appropriate timeframes, (b) the content of cure notices for one state not specifying the appropriate cure period, (c) the inaccurate coding of certain accounts as repossessions in the servicing system, and (d) the failure to send statement cessation notification on certain accounts.  Based on the samples of receivables tested by TMCC, the instances of non-compliance relating to processing can be extrapolated to have occurred with respect to only approximately 0.04% of the average number of receivables outstanding in securitizations during the 2014 Reporting Period.  The extrapolation does not take into account any potential sampling error.  Based on the actual sample assets selected for testing, there were processing errors with respect to one of the receivables in the Trust.

To address the processing errors, a number of measures have been or will be adopted by TMCC.  A new software package to address content and delivery of repossession related notices will be implemented in spring of 2015.  The coding in the system generating cure notices was corrected in November 2014.  Lastly, TMCC is considering greater automation, additional monitoring, testing and development of preventive and detective controls over timing of surplus or deficiency notices, system updates on repossessions and statement cessation notices.

The instances of non-compliance related to policy-based errors were originally identified during a risk assessment conducted by TMCC in 2014 and confirmed by sample tests.  Two TMCC policies were inconsistent with ongoing business practices on post repossession accounts:  (a) the timing of coding of repossessions in the servicing system, and (b) the calculation of gross obligation amount included in surplus or deficiency notices.  Even assuming these policy-based inconsistencies occurred in all repossessed accounts, TMCC estimates that less than 0.22% of the average number of receivables outstanding in securitizations during the 2014 Reporting Period were affected.  Based on the actual sample assets selected for testing, there were policy-based errors with respect to five of the receivables in the Trust.

To address the policy-based errors, TMCC compared business practices to company policy and investigated the inconsistencies.  The policy over timing of updates on repossessed accounts is being evaluated for modification to reflect actual business practice, consistent with any applicable legal requirements.  The policy addressing the gross obligation amount included in the surplus or deficiency notices was updated in November 2014.

TMCC believes that no material impact resulted from the material instance of noncompliance because these inconsistencies did not result in any material adverse effect on security holders or the amounts or timing of payments to security holders.

Neither the Report on Assessment nor the Attestation Report for Deutsche Bank Trust Company Americas has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Deutsche Bank Trust Company Americas.

Item 1123 of Regulation AB. Servicing Compliance Statement.
TMCC has been identified by the registrant as a servicer during the 2014 Reporting Period with respect to the pool assets held by the Trust.  TMCC has provided a statement of compliance for the 2014 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this report:
(1)  Not applicable.
(2)  Not applicable.
(3)  See Item 15(b) below.

(b)           Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
4.1
Amended and Restated Trust Agreement, dated as of October 15, 2014, between Toyota Auto Finance Receivables LLC (“TAFR LLC”) and Wells Fargo Delaware Trust Company, National Association, as owner trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.2
Indenture, dated as of October 15, 2014, between the Trust and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”) and securities intermediary (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.3
Sale and Servicing Agreement, dated as of October 15, 2014, among TAFR LLC, as seller, TMCC, as servicer and sponsor, and the Trust, as issuer (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.4
Receivables Purchase Agreement, dated as of October 15, 2014, between TAFR LLC, as purchaser, and TMCC, as seller (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.5
Administration Agreement, dated as of October 15, 2014, among TMCC, as administrator, the Trust, as issuer, and the Indenture Trustee (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.6
Securities Account Control Agreement, dated as of October 15, 2014, between TAFR LLC, as pledgor, and the Indenture Trustee, as secured party (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2015.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 25, 2015.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 25, 2015.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.

35.1*	Servicer Compliance Statement, dated March 25, 2015, of Toyota Motor Credit Corporation.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC (Depositor)

Date: March 25, 2015	By: /s/ Wei Shi Wei Shi President (Senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
4.1
Amended and Restated Trust Agreement, dated as of October 15, 2014, between TAFR LLC and Wells Fargo Delaware Trust Company, National Association, as owner trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.2
Indenture, dated as of October 15, 2014, between the Trust and Deutsche Bank Trust Company Americas, as indenture trustee (the “Indenture Trustee”) and securities intermediary (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.3
Sale and Servicing Agreement, dated as of October 15, 2014, among TAFR LLC, as seller, TMCC, as servicer and sponsor, and the Trust, as issuer (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.4
Receivables Purchase Agreement, dated as of October 15, 2014, between TAFR LLC, as purchaser, and TMCC, as seller (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.5
Administration Agreement, dated as of October 15, 2014, among TMCC, as administrator, the Trust, as issuer, and the Indenture Trustee (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

4.6
Securities Account Control Agreement, dated as of October 15, 2014, between TAFR LLC, as pledgor, and the Indenture Trustee, as secured party (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on October 15, 2014, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 25, 2015.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 25, 2015.
33.2*	Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 25, 2015.

34.2*
Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas, dated February 27, 2015.

35.1*	Servicer Compliance Statement, dated March 25, 2015, of Toyota Motor Credit Corporation.
______________
* Filed herewith